Form 10-Q
period 2000-09-30
SECURITY CAPITAL U S REALTY
filed 2000-11-13
CIK 1013705

================================================================================
                          UNITED STATES SECURITIES AND
                              EXCHANGE COMMISSION
                              Washington, DC 20549
                               _______________
                                   FORM 10-Q
                               _______________

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the quarterly period ended 30 September 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the transition period from           to

                        Commission File Number 1-15111
                             ____________________

                         SECURITY CAPITAL U.S. REALTY
            (Exact name of registrant as specified in its charter)
                           _________________________

                           Grand Duchy of Luxembourg
                         (State or other jurisdiction
                       of incorporation or organization)

                                     None
                     (I.R.S. Employer Identification No.)

                             25b, boulevard Royal
                               L-2449 Luxembourg
             (Address of principal executive offices and zip code)

                              011 (352) (4637561)
             (Registrant's telephone number, including area code)


             (Former name, former address and former fiscal year,
                         if changed since last report)
                             _____________________

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X    No___
                                    ---

The number of shares outstanding of the Registrant's common stock as of 7 November 2000 was 74,883,958 of which 28,123,139 are American Depositary Shares.

================================================================================

                         SECURITY CAPITAL U.S. REALTY
                               Table of Contents

                                                                                                         Number
                                                                                                          Page
                                                                                                      ------------
PART I.        Condensed Financial Information
     Item 1.   Financial Statements

               Condensed Consolidated Statements of Net Assets at 30 September 2000 (unaudited) and
               31 December 1999........................................................................          3


               Condensed Consolidated Statements of Operations (unaudited) for the three and
               nine-month periods ended 30 September 2000 and 1999.....................................          4


               Condensed Consolidated Statements of Cash Flows (unaudited) for the nine-month periods
               ended 30 September 2000 and 1999........................................................          5


               Condensed Consolidated Statements of Changes in Net Assets for the nine-month period
               ended 30 September 2000 (unaudited) and the year ended 31 December 1999.................          6


               Consolidated Statements of Changes in Shares Outstanding for the nine-month period
               ended 30 September 2000 (unaudited) and the year ended 31 December 1999.................          6


               Consolidated Financial Highlights for the nine-month period ended 30 September 2000
               (unaudited) and the year ended 31 December 1999.........................................          6


               Consolidated Schedules of Strategic Investment Positions at 30 September 2000
               (unaudited) and 31 December 1999........................................................          7


               Consolidated Schedules of Other Investment Positions at 30 September 2000 (unaudited)
               and 31 December 1999....................................................................          8


               Notes to Condensed Consolidated Financial Statements (unaudited)........................          9

               Report of Independent Public Accountants................................................         16

     Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...         17

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk..............................         22

PART II.       Other Information

     Item 6.   Exhibits and Reports on Form 8-K........................................................         23

                         SECURITY CAPITAL U.S. REALTY
                CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS
                   At 30 September 2000 and 31 December 1999
           (in thousands U.S. $, except share and per share amounts)

                                                                           September               December
                                                                              2000                   1999
                                                                          -------------          -------------
Assets                                                                      Unaudited
Strategic investment positions at value:
 CarrAmerica (Cost $699,905; $699,905, respectively)..................       $  865,253             $  604,247
 City Center Retail (Cost $175,722; $304,132, respectively)...........          175,722                304,132
 CWS Communities (Cost $268,739; $236,488, respectively)..............          268,739                236,488
 Regency (Cost $759,807; $759,807, respectively)......................          786,142                685,465
 Storage USA (Cost $394,362; $394,362, respectively)..................          358,852                355,911
 Urban Growth Property (Cost $225,082; $188,582, respectively)........          225,082                188,582
Other investment positions at value:
 Security Capital Group Incorporated (Cost $0; $165,000 respectively)                --                 95,780
 Private investment positions (Cost $39,602; $42,019, respectively)...           39,347                 42,019
                                                                          -------------          -------------
Total investments.....................................................       $2,719,137             $2,512,624
Cash and cash equivalents.............................................              344                  2,732
Accounts receivable and other.........................................           19,709                 15,530
                                                                          -------------          -------------
Total Assets..........................................................       $2,739,190             $2,530,886
                                                                          =============          =============

Liabilities
Accounts payable and accrued expenses.................................       $    7,594             $    6,033
Taxes payable other than income taxes.................................            2,443                  4,818
Deferred income tax...................................................           29,444                     --
Line of credit........................................................           56,000                239,000
Convertible notes.....................................................          399,424                386,157
                                                                          -------------          -------------
Total Liabilities.....................................................          494,905             $  636,008
                                                                          -------------          -------------
Total Net Assets (Shareholders' Equity)...............................       $2,244,285             $1,894,878
                                                                          =============          =============

Authorised 250,000,000 shares of $4.00 par value, 86,561,872 shares issued and 74,883,958 outstanding at 30 September 2000 and
 86,561,872 issued and 76,700,437 outstanding at 31 December 1999.....       $  346,247             $  346,247
Share premium account.................................................        1,536,855              1,564,939
                                                                          -------------          -------------
Paid-In Capital.......................................................       $1,883,102             $1,911,186
Legal reserve.........................................................       $   30,375             $   30,375
Reserve for own shares................................................          212,304                184,219
Undistributed net operating income....................................          275,926                219,144
Accumulated net realised (loss)/gain..................................          (71,592)                11,844
Unrealised appreciation/(depreciation) on strategic investment and other investment positions, net of deferred tax expense of $29,444
   in 2000............................................................          126,474               (277,671)
Acquisition of own shares.............................................         (212,304)              (184,219)
                                                                          -------------          -------------
Shareholders' Equity..................................................       $2,244,285             $1,894,878
                                                                          =============          =============
Net Asset Value per share.............................................       $    29.97             $    24.70
                                                                          =============          =============

   The accompanying notes form an integral part of these condensed financial statements.

                         SECURITY CAPITAL U.S. REALTY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (in thousands U.S. $)
                                   Unaudited

                                                                      Three Months Ended                 Nine Months Ended
                                                                         30 September                       30 September
                                                                   ------------------------            -----------------------
                                                                     2000           1999                 2000         1999
                                                                   --------      ----------            ---------     ---------
Income
Gross dividends from strategic investment positions:
 CarrAmerica................................................       $ 13,229       $  13,229             $ 39,687     $  39,687
 City Center Retail.........................................             --              --                   --            --
 CWS Communities............................................          3,801           2,431               10,934         5,579
 Regency....................................................         16,451          15,766               49,353        42,086
 Storage USA................................................          8,119           7,883               24,355        23,649
 Urban Growth Property......................................             --           7,049                   --         7,262
                                                                   --------       ---------             --------     ---------
                                                                     41,600          46,358              124,329       118,263
Gross dividends from other investment positions.............             --           1,865                   --         8,176
                                                                   --------       ---------             --------     ---------
                                                                     41,600          48,223              124,329       126,439
Interest income from Security Capital debentures............             --             894                  745         2,681
Interest and other income...................................          1,851           1,593                4,403         3,160
                                                                   --------       ---------             --------     ---------
Total Gross Income..........................................         43,451          50,710              129,477       132,280
 Withholding tax on dividends received......................         (6,240)         (7,233)             (18,595)      (16,503)
                                                                   --------       ---------             --------     ---------
Total Income................................................       $ 37,211       $  43,477             $110,882     $ 115,777
                                                                   ========       =========             ========     =========
Expenses
Operating advisor fees......................................          8,309           8,283               23,415        24,996
Custodian fees..............................................            125             125                  458           361
Directors fees..............................................             44              32                  179            92
Professional expenses.......................................            691             104                1,355           731
Administrative expenses.....................................            571             322                  918         1,026
Amortisation of convertible notes deferred costs............            394             403                1,183         1,192
Taxes other than income taxes...............................         (2,425)          1,033                 (524)        3,122
Line of credit arrangement and commitment fees..............            152              59                  881           154
Interest on line of credit..................................            863           5,916                6,026        14,555
Interest on convertible notes...............................          6,917           6,763               20,209        20,380
                                                                   --------       ---------             --------     ---------
Total Expenses..............................................         15,641          23,040               54,100        66,609
                                                                   --------       ---------             --------     ---------

Net Operating Income                                               $ 21,570       $  20,437             $ 56,782     $  49,168

Net Realised And Unrealised Gain/(Loss) On Strategic
Investment And Other Investment Positions:
Net realised (loss)/gain on strategic investment and other
 investment positions.......................................           (377)           (199)             (83,436)        1,420
Net increase/(decrease) in appreciation on strategic
 investment and other investment positions..................         90,830        (190,228)             433,589      (163,265)
                                                                   --------       ---------             --------     ---------
Net Gain/(Loss) On Strategic Investment And Other
 Investment Positions                                                90,453        (190,427)             350,153      (161,845)
                                                                   --------       ---------             --------     ---------
Increase/(Decrease) In Net Assets Resulting from Operations,
 before tax                                                         112,022        (169,990)             406,935      (112,677)
 Deferred income tax expense                                         29,444              --               29,444            --
                                                                   --------       ---------             --------     ---------
Increase/(Decrease) In Net Assets Resulting From
 Operations.................................................       $ 82,579       $(169,990)            $377,491     $(112,677)
                                                                   ========       =========             ========     =========

   The accompanying notes form an integral part of these condensed financial statements.

                         SECURITY CAPITAL U.S. REALTY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the nine months ended 30 September 2000 and 1999
                             (in thousands U.S. $)
                                   Unaudited

                                                                               2000              1999
                                                                              ---------        ---------
Operating Activities:
Increase in net assets resulting from operations......................        $ 377,491        $(112,677)
Adjustments to reconcile increase in net assets resulting from operations to net cash provided by operating activities:
  Movement in realised loss/(gain)....................................           83,436           (1,420)
  Movement in unrealised gain (increase)/decrease.....................         (433,589)         163,265
  Movement in accretion on convertible notes..........................           13,268           12,149
  Movement in convertible notes deferred costs........................            1,183            1,192
  Changes in operating assets and liabilities:
   Accounts receivable and other......................................           (5,362)           4,539
   Accounts payable and accrued expenses..............................            1,237            1,319
   Operating advisor fees payable.....................................              323           (5,919)
   Taxes payable other than income taxes..............................           (2,375)           2,364
   Deferred income taxes..............................................           29,444               --
                                                                              ---------        ---------
     Net cash provided by operating activities........................           65,056           64,812
                                                                              ---------        ---------
Investing Activities:
 Return of capital - distribution from City Center Retail.............          111,989               --
 Proceeds from sale of investment in Security Capital.................           96,889               --
 Proceeds from sale of other investment positions.....................            5,312          135,384
 Fundings in strategic investment positions:
  CarrAmerica.........................................................               --              (54)
  City Center Retail..................................................               --              (78)
  CWS Communities.....................................................          (20,250)         (82,926)
  Advance - CWS Communities...........................................          (12,000)              --
  Regency.............................................................               --              (21)
  Storage USA.........................................................               --              (90)
  Urban Growth Property...............................................               --           (7,500)
  Advances - Urban Growth Property....................................          (36,500)              --
 Fundings in other investment positions...............................           (1,800)         (23,770)
                                                                              ---------        ---------
     Net cash provided by investing activities........................          143,640           20,945
                                                                              ---------        ---------
Financing Activities:
 Acquisition of own shares............................................          (28,084)        (162,357)
 Net (repayments)/drawdowns from line of credit.......................         (183,000)          75,000
                                                                              ---------        ---------
     Net cash (used) in financing activities..........................         (211,084)         (87,357)
                                                                              ---------        ---------

Net decrease in cash and cash equivalents.............................           (2,388)          (1,600)
Cash and cash equivalents, beginning of the period....................            2,732            2,994
                                                                              ---------        ---------
Cash and cash equivalents, end of the period..........................        $     344        $   1,394
                                                                              =========        =========
Supplemental disclosure of cash flow information:
 Tax paid.............................................................        $   1,850        $     619
                                                                              =========        =========
 Interest paid on borrowings..........................................        $  12,028        $  14,264
                                                                              =========        =========

   The accompanying notes form an integral part of these condensed financial statements.

                          SECURITY CAPITAL U.S. REALTY
           CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
                             (in thousands U.S. $)

                                                                          Nine Months Ended     Year Ended
                                                                            30 September        31 December
                                                                              2000                   1999
                                                                          -----------------     -------------
Operations:                                                                   Unaudited
Net operating income.................................................       $   56,782             $   70,992
Net realised (loss) on strategic investment and other
   investment positions..............................................          (83,436)               (65,587)

Increase/(decrease) in appreciation on strategic investment and
   other investment positions........................................          433,589               (152,693)
Deferred income tax expense..........................................          (29,444)                    --
                                                                            ----------             ----------
Increase/(decrease) in net assets resulting from operations..........       $  377,491             $ (147,288)

Capital Transactions:
(Decrease) in share premium account..................................       $  (28,084)            $ (184,219)
Increase in reserve for own shares...................................           28,084                184,219
Acquisition of own shares during the period..........................          (28,084)              (184,219)
                                                                            ----------             ----------
(Decrease) in net assets resulting from capital transactions.........       $  (28,084)            $ (184,219)

Net Assets:
Increase/(decrease) in net assets during the period..................          349,407             $ (331,507)
Net assets at the beginning of the period............................        1,894,878              2,226,385
                                                                            ----------             ----------
Net assets at the end of the period (includes undistributed net
 operating income of $275,926 for 2000 and $219,144 for 1999)........       $2,244,285             $1,894,878
                                                                            ==========             ==========


            CONSOLIDATED STATEMENTS OF CHANGES IN SHARES OUTSTANDING

                                                                                    Number of shares
                                                                       -----------------------------------------
                                                                       Nine Months Ended          Year Ended
                                                                          30 September            31 December
                                                                             2000                   1999
                                                                       ------------------      -----------------
                                                                            Unaudited
At the beginning of the period.......................................          76,700,437             86,561,872
Acquisition of own shares during the period..........................          (1,816,479)            (9,861,435)
                                                                       ------------------      -----------------
At the end of the period.............................................          74,883,958             76,700,437
                                                                       ==================      =================


                       CONSOLIDATED FINANCIAL HIGHLIGHTS

                                                                         Nine Months Ended     Year Ended
                                                                           30 September        31 December
                                                                               2000                1999
                                                                         ----------------      -----------
Per-share data:                                                             Unaudited
Net asset value at the beginning of the period........................       $24.70              $25.72
Net operating income..................................................         0.75                0.86
Net change in movement in unrealised appreciation and realised gain on strategic investment and other investment positions in the
 period, net of deferred tax expense in 2000..........................         4.26               (2.65)
Acquisition of own shares during the period...........................         0.26                0.77
                                                                           --------              ------
Net Asset Value per share at the end of the period....................       $29.97              $24.70
                                                                           ========              ======

   The accompanying notes form an integral part of these condensed financial statements.

                          SECURITY CAPITAL U.S. REALTY
            CONSOLIDATED SCHEDULES OF STRATEGIC INVESTMENT POSITIONS
                              At 30 September 2000
                (in thousands U.S. $, except shares held and %)
                                   Unaudited

                                                                      Number of                                        Percentage
     Strategic Investment Positions            Security Type         Shares Held         Cost            Value       of Total Assets
 ----------------------------------------   --------------------   ---------------   -------------   -------------   --------------
CarrAmerica                                     Common Stock           28,603,417      $  699,905      $  865,253         31.6%
City Center Retail                              Common Stock           30,390,000         175,722         175,722          6.4%
CWS Communities (1)                             Common Stock           25,640,866         268,739         268,739          9.8%
Regency                                         Common Stock           34,273,236         759,807         786,142         28.7%
Storage USA                                     Common Stock           11,765,654         394,362         358,852         13.1%
Urban Growth Property (2)                       Common Stock           18,824,100         225,082         225,082          8.2%
                                                                                    -------------   -------------   -------------
Total investment in strategic positions                                                $2,523,617      $2,679,790         97.8%
                                                                                    =============   =============   =============

(1) In addition to the shares held with a cost and fair value of $256.7 million, there is an advance of $12.0 million to CWS Communities included in these amounts.
(2) In addition to the shares held with a cost and fair value of $188.6 million, there are advances of $36.5 million to Urban Growth Property included in these amounts.

                              At 31 December 1999
                (in thousands U.S. $, except shares held and %)

                                                                     Number of                                        Percentage
     Strategic Investment Positions           Security Type         Shares Held          Cost            Value      of Total Assets
----------------------------------------     ----------------     ---------------     -----------     -----------   ----------------
Strategic Investment Positions
CarrAmerica                                    Common Stock            28,603,417      $  699,905      $  604,247         23.9%
City Center Retail                             Common Stock            30,390,000         304,132         304,132         12.0%
CWS Communities                                Common Stock            23,615,858         236,488         236,488          9.3%
Regency                                        Common Stock            34,273,236         759,807         685,465         27.1%
Storage USA                                    Common Stock            11,765,654         394,362         355,911         14.1%
Urban Growth Property                          Common Stock            18,824,100         188,582         188,582          7.4%
                                                                                      -----------     -----------   ------------
Total investment in strategic positions                                                $2,583,276      $2,374,825         93.8%
                                                                                      ===========     ===========   ============

    The accompanying notes form an integral part of the condensed financial statements.

                          SECURITY CAPITAL U.S. REALTY
              CONSOLIDATED SCHEDULES OF OTHER INVESTMENT POSITIONS
                              At 30 September 2000
                        (in thousands U.S. $, except %)
                                   Unaudited


                                                                                                       Percentage
Other Investment Positions                                            Cost            Value        of Total Assets
--------------------------                                            ----            -----        ---------------
Companies in which SC-U.S. Realty owns a 5% or greater interest.     $39,273          $39,018            1.4%
Companies in which SC-U.S. Realty owns less than 5% interest....         329              329            0.1%
                                                                     -------          -------            ---
Total investment in other investment positions..................     $39,602          $39,347            1.5%
                                                                     =======          =======            ===

                              At 31 December 1999
                        (in thousands U.S. $, except %)


                                                                                                      Percentage
Other Investment Positions                                            Cost            Value         of Total Assets
--------------------------                                            ----            -----         ---------------
Companies in which SC-U.S. Realty owns a 5% or greater interest.      $ 39,215         $ 39,215           1.6%
Companies in which SC-U.S. Realty owns less than 5% interest....         2,804            2,804           0.1%
                                                                      --------         --------           ---
Total investment in private investment positions................      $ 42,019         $ 42,019           1.7%
Investment in Security Capital Group Incorporated...............       165,000           95,780           3.8%
                                                                      --------         --------           ---
Total investment in other investment positions..................      $207,019         $137,799           5.5%
                                                                      ========         ========           ===

    The accompanying notes form an integral part of the condensed financial statements.

                         SECURITY CAPITAL U.S. REALTY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               30 September 2000
                                  (Unaudited)

Note 1--General

 Organization and Transaction Agreement

  Security Capital U.S. Realty (the "Company") is a research-driven real estate company focused on taking significant strategic investment positions (with board representation, consultation and other rights) in value-added real estate operating companies based in the United States. The Company's primary capital deployment objective is to take a proactive ownership role in businesses that it believes can potentially generate above-average rates of return. The Company is organised in Luxembourg as a Societe d'Investissement a Capital Fixe (a company with a fixed capital).

  The Company owns its assets through its direct and indirect wholly owned subsidiaries, including Security Capital Holdings S.A. (such subsidiaries collectively referred to herein as "HOLDINGS").

   The Company is 40.6% owned by Security Capital Group Incorporated ("Security Capital"). On 26 September 2000, the Company and Security Capital entered into an agreement to combine the Company and Security Capital. Under the terms of the transaction agreement shareholders of the Company will receive either (i)
1.15 shares of Security Capital Class B common stock for each outstanding share of the Company or (ii) if they vote against the transaction and validly elect to receive cash, they will receive an amount of cash in U.S. dollars equal to 1.15 multiplied by the average of the daily high and low per share sales prices of the Security Capital Class B common stock on the New York Stock Exchange during the fifteen trading days ending on the sixth trading day before the extraordinary meeting of the shareholders to vote on the transaction. Security Capital will acquire the assets of the Company, consisting primarily of the shares in Security Capital Holdings S.A., and assume or provide the necessary funds to satisfy the liabilities of the Company. If shareholders who vote against the transaction validly elect to receive cash payments in an amount exceeding $200 million in the aggregate, Security Capital will have the right to terminate the transaction agreement.

  Consummation of the transaction is dependent on, among other things, (i) approval of the transaction agreement, which includes a plan of liquidation of the Company, by a vote of two-thirds of the shares in attendance, by proxy or otherwise, at an extraordinary meeting of shareholders of the Company assuming at least a majority of outstanding shares are in attendance or represented and
(ii) approval by a majority vote of Security Capital shareholders at a special meeting of stockholders of Security Capital of the issuance of Security Capital Class B common stock necessary to effect the transaction.

 Principles of Financial Presentation

  The financial statements of the Company as of 30 September 2000 and for the three and nine-month periods ended 30 September 2000 and 1999 are unaudited, and pursuant to the rules of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements have been omitted. While management of the Company believes that the disclosures presented are adequate, these interim financial statements should be read in conjunction with the financial statements and notes included in the Company's 1999 Annual Report on Form 20-F.

  All accounts of HOLDINGS have been consolidated with the Company and all significant intercompany transactions have been eliminated upon consolidation.

  In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial statements for the interim periods presented. The results of operations for the three and nine-month periods ended 30 September 2000 and 1999 are not necessarily indicative of the results to be expected for the entire year.

  The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  The Company accounts for its investments at fair value in accordance with the U.S. specialised industry accounting rules prescribed by the American Institute of Certified Public Accountants (AICPA) Audit and Accounting Guide for Investment Companies (the "Guide"). Under fair value accounting, unrealised gains or losses are determined by comparing the fair value of the securities held to the cost of such securities. Unrealised gains or losses relating to changes in fair value of the Company's investments are reported as a component of net earnings. Deferred income taxes, if any, are recorded at the applicable statutory rate as the estimate of taxes payable as if such gains were realised. Under current tax laws, and in light of the Company's operating methods and plans, certain of the Company's investment gains in majority owned U.S. real estate companies may be subject to income taxes.

  As of 30 September 2000 and 31 December 1999, 25.9% and 30.5%, respectively, of the Company's investments were in private or untraded securities valued at their fair value as determined by the Board of Directors, using the methodology described more fully in the notes to the consolidated financial statements in the Company's 1999 Annual Report on Form 20-F. This value may differ from the value that would have been used had a trading market for these securities existed. The valuation of assets assumes that any assets disposed of would be sold in an orderly process; any forced sale of assets under short-term pressures, which is not foreseen, could adversely affect realisable values.

 New Accounting Rules

  During June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement provides new accounting and reporting standards for the use of derivative instruments. Adoption of this statement is required by the Company effective 1 January 2001. Management intends to adopt the statement as required in fiscal 2000. Although the Company has not historically used such instruments, it is not precluded from doing so. Management believes that the impact of such adoption will not be material to the financial statements.

Note 2--Investments

  The Company aims to have over 95% of its assets deployed in strategic investment positions and less than 5% invested in other investment positions.

A. Strategic Investment Positions

  Strategic investment positions represent significant (minimum of 25% of each issuer's fully diluted common stock outstanding) equity ownership positions in public companies or in private companies. With private companies which the Company sponsors, it expects to own substantially more than 50% of the voting shares. The Company will be the largest shareholder of its strategic investees, have representation on their boards of directors, and will influence their operations and strategies through ongoing consultation and research. Strategic investees are characterised by the perceived potential for a superior market niche and the ultimate potential for market preeminence with a focused strategy and product.

B. Other Investment Positions

  Historically, other investment positions primarily consisted of ownership positions of less than 10% of the fully diluted stock in entities taxed as real estate investment trusts ("REITs") under the U.S. Internal Revenue Code of 1986 and other U.S. real estate companies. The investments took the form of either direct investments in, or public market purchases of, shares of companies that the Company believed possessed the requisite fundamentals to generate strong cash flow growth and/or value appreciation. During the first quarter 2000, the Company completed the sale of its public other investment positions' portfolio. At 30 September 2000, the Company has invested $39.6 million primarily in two private investment positions, both of which are U.S. real estate operating companies.

  As of 31 December 1999, the Company had deployed a total of $165.0 million in securities of Security Capital, which in turn owned approximately 39.6% of the Company as of 31 December 1999. This amount was made up of investments in Security Capital common stock and convertible subordinated debentures. On 22 February 2000, the Company sold all the common stock of Security Capital, receiving net proceeds of $57.0 million, and on 14 March 2000 the Company sold all the debentures of Security Capital, receiving net proceeds of $39.9 million.

Note 3-- Line Of Credit

  HOLDINGS has a $350 million unsecured line of credit which is guaranteed by
the Company (the "Line").   The earliest date on which the Line will expire is 1
December 2001, but HOLDINGS has the right on 1 December 2000 to convert the then outstanding borrowings into a three-year term loan with quarterly amortisation payments to be made over the three-year period, which would effectively extend the final loan payment to 1 December 2003. Borrowings under the Line (and the three-year term loan, if applicable) bear interest at (a) the sum of (x) the greater of the federal funds rate plus 0.5% per annum or the United States prime rate and (y) a margin of 0% to 0.85% per annum (based on the Company's current senior unsecured long-term debt rating) or (b) at HOLDINGS's option, LIBOR plus a margin of 1.00% to 1.85% per annum (also based on the Company's current senior unsecured long-term debt). Additionally, there is a commitment fee of 0.15% to 0.20% per annum (based on the amount of the line which remains undrawn). All borrowings under the Line are subject to covenants that the Company must maintain at all times, including: (i) unsecured liabilities may not exceed 40% of the market value of a borrowing base of owned securities, (ii) shareholders' equity must exceed the sum of $1.5 billion and 75% of the net proceeds of sales of equity securities after 30 December 1999, (iii) a ratio of total liabilities to net worth of not more than 1:1, (iv) a fixed-charge coverage ratio of not less than 1.5:1, (v) an interest-coverage ratio of not less than 2:1 and (vi) secured debt may not exceed 10% of consolidated market net worth. As of 30 September 2000, the Company was in compliance with these covenants.

  Average daily borrowings under the Line were $105.0 million for the nine-month period ended 30 September 2000. Average daily borrowings under a previous line of credit were $295.0 million for the nine-month period ended 30 September 1999. The weighted average interest rates for these same periods were 7.7% per annum and 6.5% per annum, respectively. The weighted average stated rate of interest on borrowings outstanding at 30 September 2000 is 8.2%.

Note 4-- Convertible Notes

Proceeds from the Company's 2% Senior Unsecured Convertible Notes ("Convertible Notes") at issuance, and carrying amount as of the balance sheet dates, are as follows:

                                                   At 30 September   At 31 December
                                                       2000              1999
                                                   ---------------   --------------
                                                        in thousands U.S. $)
Convertible Notes proceeds.......................    $360,554           $360,554
Accumulated accretion on Convertible Notes.......      38,870             25,603
                                                     --------           --------
                                                     $399,424           $386,157
                                                     ========           ========

  During May 1998, the Company issued $450 million (aggregate principal amount at maturity) of Convertible Notes which are convertible at the option of the holder at any time prior to maturity at a conversion rate equal to 26.39095 shares of the Company per $1,000 aggregate principal amount at maturity of the Convertible Notes or an aggregate of 11,875,927 shares upon conversion.
Interest is payable semi-annually at the rate of 2.0% per annum on 22 May and 22 November of each year. Effective 1 March 2000, the interest rate payable on the Convertible Notes was increased to 2.25% per annum. The 2.25% per annum interest rate was in effect until 14 May 2000, and as of the close of business on 14 May 2000, the interest rate on the Convertible Notes was reduced to 2.0% per annum. The Convertible Notes were sold at a discount to their principal amount at maturity and additional interest accretes at an annual rate of 6.75% less the 2.0% payment, compounded semi-annually, to par by 22 May 2003. The Convertible Notes may be redeemed, in whole or in part, at the option of the Company on or after 23 May 2001 at their accreted value, together with accrued and unpaid interest. Upon a change in control of the Company, each holder of Convertible Notes shall have the right, at the holder's option, to require the Company to repurchase such holder's Convertible Notes, in whole or in part, at a purchase price equal to their accreted value, together with accrued and unpaid interest through the repurchase date.

  If the transaction agreement to combine Security Capital and the Company, as described in Note 1, is approved, then on the closing date the Company will deposit with the indenture trustee for the Convertible Notes an amount which will provide for the redemption of the Convertible Notes, at their then accreted value, on the later of 23 May 2001 or the 30th day after the closing of the transaction and for payment of all accrued and unpaid interest through the date of redemption.

  Conversion of the Convertible Notes would be anti-dilutive for the three and nine-month periods ended 30 September 2000 and 1999.

Note 5--Advisory Agreement

  The Company has an advisory agreement with Security Capital U.S. Realty Management Holdings S.A. (the "Operating Advisor"), a wholly owned subsidiary of Security Capital. This agreement requires the Operating Advisor to provide the Company with advice with respect to strategy, investments, financing and certain other administrative matters. The agreement automatically renews for successive two-year periods unless either party gives notice it will not renew. The Operating Advisor subcontracts for certain services through affiliates based in London, United Kingdom and Chicago, Illinois, United States. The Operating Advisor is entitled to an advisory fee, payable monthly in arrears, at an annual rate of 1.25% of the average monthly value of invested assets (excluding investments in Security Capital securities and investments of short-term cash and cash equivalents). The Company pays its own third-party operating and administrative expenses and transaction costs, although the Operating Advisor's fee is reduced to the extent that third-party operating and administrative expenses (but not transaction costs) exceed 0.25% per annum of the average monthly value of invested assets (excluding investments in Security Capital securities and investments of short-term cash and cash equivalents). Such third party operating and administrative costs as a ratio of the average monthly value of assets were 0.06% and 0.01% for the nine months ended 30 September 2000 and 1999, respectively.

  The Company pays fees to (i) Banque Internationale a Luxembourg as Administrative Agent, Corporate Agent and Paying Agent, (ii) First European Transfer Agent S.A. as Registrar and Transfer Agent, and (iii) Security Capital European Services S.A. as Domiciliary Agent and Service Agent, in accordance with usual practice in Luxembourg. Such fees are payable quarterly and are based on the Company's gross assets.

Note 6--Taxation

  Security Capital U.S. Realty, as separate from HOLDINGS, is not liable for any Luxembourg tax on income. Security Capital U.S. Realty is liable in Luxembourg for a capital tax of 0.06% per annum of its net asset value. Cash dividends and interest received by Security Capital U.S. Realty or HOLDINGS on their investments may be subject to non-recoverable withholding or other taxes in the countries of origin. U.S. withholding tax rates of 15% were generally in effect for dividends received for all periods presented.

  Under the current United States-Luxembourg tax treaty, the Company believes that HOLDINGS qualifies for a 15% rate of withholding tax on dividends of operating income from the REIT investments currently held by HOLDINGS and from its future REIT investments (if any). The Company also believes that HOLDINGS will qualify for a 15% rate of withholding tax under the proposed United States-Luxembourg tax treaty ratified by the United States on most, if not all, of the REIT investments currently held by HOLDINGS and from future REIT investments (if any). The Company's beliefs are based on the advice of tax counsel and the manner in which management intends to operate the Company. There can be no assurance that these favourable rates will be achieved as to all such investments. These benefits are also dependent on HOLDINGS meeting the "limitations on benefits" test under Article 24 of the proposed new treaty. The tests prescribed by Article 24, particularly in terms of stock ownership requirements, base erosion and publicly traded criteria, are inherently factual in nature. Such tests will only need to be applied to HOLDINGS at a future, and presently indeterminate, point in time and will be dependent on the particular facts at such time. However, management will use its best efforts to ensure that HOLDINGS meets the conditions for claiming the reduced treaty withholding tax rate at the relevant times and the Company currently believes that such conditions will be met.

  Under the U.S. Foreign Investment in Real Property Tax Act of 1980 ("FIRPTA") the gain on disposition of a majority-owned U.S. real property interest by the Company would be subject to U.S. income tax. Accordingly a deferred tax expense and deferred tax liability has been provided on the unrealised gain on the Company's investment in Regency as of 30 September 2000.

  HOLDINGS, an ordinary corporate taxpayer under Luxembourg law, owns all of the consolidated group's interests in REITs and other U.S. real estate companies. Corporations which are resident Luxembourg taxpayers are taxed on their worldwide net income, determined on the basis of gross income less costs incurred. Certain items of income and capital gains are excluded from the calculation of income received for tax purposes, including income and capital gains from certain investments which meet certain holding period (generally one calendar year) and size requirements. HOLDINGS operates so as to have the highest possible percentage of its investments qualify for the exclusion. Interest accrued on advances from the Company to HOLDINGS is deducted in determining HOLDINGS's taxable income.

  Income paid from HOLDINGS to the Company is subject to various levels of tax, including withholding taxes. Gross cash (but not accrued) interest payments from HOLDINGS to the Company are subject to withholding tax at a rate of 3.75%. No dividends were paid to the Company during the reporting periods.

                                                                         For the nine months ended
                                                                                30 September
                                                                         --------------------------
                                                                           (in thousands U.S. $)

                                                                           2000             1999
                                                                         ---------       ----------
          Gross cash interest payments...........................          $24,985          $24,217
                                                                         =========       ==========

          Capital tax............................................          $   942          $   919
          Withholding tax........................................           (1,466)           2,203
                                                                         ---------       ----------
                                                                           $  (524)         $ 3,122
                                                                         =========       ==========

Note 7--Directors' Share Option Equivalents

  Each of the Company's independent directors has received share option equivalents ("SOE") of 25,000 shares of the Company at exercise prices ranging from $12.30 to $28.88 per share. All grants of SOEs were for services rendered by the Board of Directors subsequent to their grant. SOEs do not represent a right to purchase shares from the Company, but a right to receive a restricted cash payment equal to the excess, if any, of the closing stock price of 25,000 shares on the day of exercise over the exercise price, which was the closing stock price on the date of grant. Such payments must be applied to the purchase of shares or American Depositary Shares in the open market at the closing stock price on the date of exercise. Directors were granted a vested right to exercise one half of their SOEs immediately, and rights to the balance vest on the fourth anniversary of their issuance. The right to exercise all SOEs expires five years from the date of grant. The transaction agreement described in Note 1, if approved, provides for immediate vesting of all the Company's outstanding SOEs.

  The Company accrues an expense and a liability over the vesting period. This accrual is adjusted for changes in the Company's closing stock price at each balance sheet date with the resultant change representing a charge/(reduction) to administrative expenses for the period in the consolidated statement of operations. The charges/(reduction) were $290,250 and $(235,000) for the nine months ended 30 September 2000 and 1999, respectively. At 30 September 2000, there were 150,000 SOEs granted at a weighted average exercise price of $18.11, of which 100,000 were vested at a weighted average exercise price of $16.80.

Note 8--Commitments

  The Company's existing and committed fundings at cost as of 30 September 2000 were as follows:

                                                      Total            Total Cost             Amount
                                                      Amount             (Amount              to be
                                                    Committed            Funded)              Funded
                                                ------------------  -----------------      ----------------
                                                                   (in thousands U.S. $)
CarrAmerica (NYSE: CRE)                                 $  699,905        $  699,905                $    --
City Center Retail (Private)                               175,722           175,722                     --
CWS Communities (Private)                                  300,330           268,739                 31,591
Regency (NYSE: REG)                                        759,807           759,807                     --
Storage USA (NYSE: SUS)                                    394,362           394,362                     --
Urban Growth Property (Private)                            188,582           188,582                     --
Private investment positions                                40,544            40,544                     --
                                                        ----------        ----------       ----------------
    Total                                               $2,559,252        $2,527,661                $31,591
                                                        ==========        ==========       ================

  Capital deployed to additional strategic investment positions, as well as further funding to existing strategic investees, will generally be initially funded with borrowings under the new HOLDINGS Line. These borrowings are expected to be reduced by internally generated free cash flow. If the transaction agreement to combine Security Capital and the Company, as described in Note 1, is approved, then on the closing date the funding obligation to CWS Communities will be assumed by Security Capital.

Note 9 --Legal Reserve

  According to Luxembourg law, an annual transfer of 5% of the net profit to a legal reserve is required until this reserve equals 10% of the value of the issued Share capital. No transfer will be made in 2000 as a result of the decrease in net assets resulting from operations for the year ended 31 December 1999.

Note 10 - Share Repurchase Programme

     On 29 March 2000, the Company announced the completion of its second $100 million share repurchase programme. The Company also announced that its Board of Directors authorised an increase in the Company's share repurchase programme by $50 million to $250 million. As of 30 September 2000, the Company had repurchased 11,677,914 shares at an aggregate cost of $212.3 million, representing approximately 13.5% of the Company's shares outstanding at the commencement of the initial programme. As of 30 September 2000 the share purchase programme has been suspended pending the closing of the transaction agreement to combine the Company and Security Capital. The net asset value per share as of 30 September 2000 has been calculated on 74,883,958 shares outstanding.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Security Capital U.S. Realty
Luxembourg

  We have reviewed the condensed consolidated statement of net assets (including the consolidated schedules of investments) as of 30 September 2000 and the related condensed consolidated statements of operations for the three-month and nine-month periods ended 30 September 2000 and 1999, the condensed consolidated statements of changes in net assets, the consolidated statement of changes in shares outstanding and consolidated financial highlights for the nine-months ended 30 September 2000, and the condensed consolidated statements of cash flows for the nine-month periods ended 30 September 2000 and 1999 of Security Capital U.S. Realty (the "Company"). These condensed consolidated financial statements are the responsibility of the Company's management.

  We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

  Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

  We have previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of net assets (including the consolidated statement of investments) as of 31 December 1999 and the related consolidated statements of operations, the consolidated statement of changes in net assets, the consolidated statement of changes in shares outstanding, the consolidated financial highlights, and the consolidated statement of cash flows for the year then ended (not presented herein), and in our report dated 25 February 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of net assets as of 31 December 1999 and the condensed consolidated statement of changes in net assets for the year ended 31 December 1999, is fairly stated in all material respects in relation to the consolidated statement of net assets and consolidated statement of changes in net assets from which it has been derived.


PricewaterhouseCoopers S.a r.l.                  Luxembourg, 2 November 2000
Reviseur d'entreprises
Represented by


Pascal Rakovsky

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion should be read in conjunction with Security Capital U.S. Realty's (the "Company") 1999 Annual Report on Form 20-F (the "1999 Form 20-F") as well as the financial statements and the notes thereto in Item 1 of this report. In addition to historical information, this discussion contains forward-looking statements under the federal securities laws. These statements are based on current expectations, estimates and projections about the industry and markets in which the Company operates, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. See the Company's 1999 Annual Report on Form 20-F for a discussion of various risk factors associated with forward-looking statements made in the document.

   The Company is 40.6% owned by Security Capital Group Incorporated ("Security Capital"). On 26 September 2000, the Company and Security Capital entered into an agreement to combine the Company and Security Capital. Under the terms of the transaction agreement shareholders of the Company will receive either (i)
1.15 shares of Security Capital Class B common stock for each outstanding share of the Company or (ii) if they vote against the transaction and validly elect to receive cash, they will receive an amount of cash in U.S. dollars equal to 1.15 multiplied by the average of the daily high and low per share sales prices of the Security Capital Class B common stock on the New York Stock Exchange during the fifteen trading days ending on the sixth trading day before the extraordinary meeting of the shareholders to vote on the transaction. Security Capital will acquire the assets of the Company, consisting primarily of the shares in Security Capital Holdings S.A., and assume or provide the necessary funds to satisfy the liabilities of the Company. If shareholders who vote against the transaction validly elect to receive cash payments in an amount exceeding $200 million in the aggregate, Security Capital will have the right to terminate the transaction agreement.

   Consummation of the transaction is dependent on, among other things, (i) approval of the transaction agreement, which includes a plan of liquidation of the Company, by a vote of two-thirds of the shares in attendance, by proxy or otherwise, at an extraordinary meeting of shareholders of the Company assuming at least a majority of outstanding shares are in attendance or represented and
(ii) approval by a majority vote of Security Capital shareholders at a special meeting of stockholders of Security Capital of the issuance of Security Capital Class B common stock necessary to effect the transaction.

Results of Operations

 Nine Months Ended 30 September 2000 and 1999

  Net operating income increased by $7.6 million, or 15.5%, to $56.8 million for the nine months ended 30 September 2000 as compared to $49.2 million for the nine months ended 30 September 1999. The increase is mainly attributable to a decrease in interest expense on the line of credit. Line of credit interest decreased $8.5 million, or 58.6%, to $6.0 million for the nine months ended 30 September 2000 as compared to $14.6 million for the nine months ended 30 September 1999 due to decreased levels of borrowings.

 Net Operating Income

  The following table sets forth information regarding the Company's net operating income, representing the difference between total income and total expenses, during the nine-month periods ended 30 September 2000 and 1999:

                                                           Nine months ended 30 September
                                                           ------------------------------
                                                            2000                        1999
                                                            ----                        ----
                                                    Amount            %         Amount           %
                                                    ------           --         ------          ---
                                                                (in thousands $, except %)
Total Income.............................         $110,882          100.0%       $115,777       100.0%
Total Expenses...........................           54,100           48.8%         66,609        57.5%
                                                  --------          -----        --------       -----
Net Operating Income.....................         $ 56,782           51.2%       $ 49,168        42.5%
                                                  ========          =====        ========       =====

     The net operating income margin increase in 2000 over 1999 is primarily due to a lower interest expense on the line of credit and also due to a reduction in taxes other than income taxes described below.

     Total Income. The following table sets forth information regarding the Company's total income during the nine-month periods ended 30 September 2000 and 1999:

                                                                         Nine months ended 30 September
                                                                         ------------------------------
                                                                       2000                         1999
                                                                       ----                         ----
                                                               Amount            %         Amount            %
                                                               ------            ---        ------            ---
                                                                              (in thousands $, except %)
Gross dividends from strategic investment positions
               CarrAmerica                                     $ 39,687         35.8%        $ 39,687        34.3%
               City Center Retail/(1)/                               --           --               --          --
               CWS Communities                                   10,934          9.9%           5,579         4.8%
               Regency                                           49,353         44.5%          42,086        36.4%
               Storage USA                                       24,355         22.0%          23,649        20.4%
               Urban Growth Property/(1)/                            --           --            7,262         6.3%
                                                               --------        -----         --------       -----
                    Subtotal                                    124,329        112.2%         118,263       102.2%
Gross dividends from other investment positions/(2)/                 --           --            8,176         7.1%
                                                               --------        -----         --------       -----
                    Total gross dividends                       124,329        112.2%         126,439       109.3%
Interest income from Security Capital debentures                    745          0.7%           2,681         2.3%
Interest and other income                                         4,403          4.0%           3,160         2.7%
                                                               --------        -----         --------       -----
                    Total gross income                          129,477        116.9%         132,280       114.3%
Withholding tax on dividends received                           (18,595)       (16.9%)        (16,503)      (14.3%)
                                                               --------        =====         ========       =====
                    Total income                               $110,882        100.0%        $115,777       100.0%
                                                               ========        =====         ========       =====

_____________________
(1) In order to more efficiently fund ongoing operations, the respective board of directors of City Center Retail and Urban Growth Property determined that a dividend will be paid in the fourth quarter of each year.
(2) During the first quarter 2000, the Company completed the sale of its public other investment positions' portfolio.

  As the table indicates, most of the Company's total income during 2000 and 1999 were derived from dividends from its strategic investment positions. The increase in CWS Communities' dividends is attributed to increased investment in shares in 2000 versus 1999 and a period to date aggregate dividend rate of $0.45 per share in 2000 versus $0.39 in 1999. The increase in Regency dividends is attributed to period to date aggregate dividend rate of $1.44 per share in 2000 versus $1.38 in 1999.

  "Interest income from Security Capital debentures" represents interest earned on the Company's $55 million aggregate principal investment in Security Capital Group's 6.5% convertible subordinated debentures due 2016 ("Security Capital Debentures"). The Company sold its investment in Security Capital in March 2000.

  "Interest and other income" consists of interest earned on cash balances, advances to CWS Communities and Urban Growth Property, and convertible debt of other investment positions. The increase in this item between the nine months ended 30 September 2000 and the corresponding period in 1999 is attributable to interest earned on the increased level of advances to CWS Communities and Urban Growth Property and convertible debt of other investment positions held by the Company during 2000.

  Total Expenses. For the nine months ended 30 September 2000, total expenses amounted to $54.1 million, of which $23.4 million, or 43.3%, represented fees paid to Security Capital U.S. Realty Management Holdings S.A. (the "Operating Advisor"), a wholly owned subsidiary of Security Capital, and $28.3 million, or 52.3%, represented (i) interest on the 2% Senior Unsecured Convertible Notes due 2003 ($450 million aggregate principal amount at maturity) (the "Convertible Notes") issued in May 1998, (ii) interest on the line of credit and (iii) related expenses. For the nine months ended 30 September 1999, total expenses amounted to $66.6 million, of which $25.0 million, or 37.5%, represented fees paid to the Operating Advisor and $36.3 million, or 54.5%, represented (i) interest on the Convertible Notes, (ii) interest on the line of credit and (iii) related expenses. The decrease in interest expense is due to decreased average borrowings on the line of credit. The other significant decrease in expenses was in withholding taxes which in third quarter 2000 reflect a $3.1 million reversal of accrued tax payable on interest payments between HOLDINGS and Security Capital U.S. Realty as a result of a tax opinion received by the Company.

Net Realised Losses or Gains on Strategic Investment and Other Investment Positions

  During the nine months ended 30 September 2000, one of the Company's private strategic investees, City Center Retail, sold 23 properties for approximately $208.2 million. Net proceeds to City Center Retail from the sale, after debt repayment and closing costs, were $116.8 million, of which approximately $112.0 million was distributed to the Company. City Center Retail's remaining assets consist of five properties with a total expected cost upon completion of development and stabilisation of approximately $249.3 million. The Company realised a loss of $16.4 million in relation to this return of capital.

  During the nine months ended 30 September 2000, the Company sold its investment in the common shares and Security Capital Debentures for $96.9 million, realising a loss on disposal of $68.9 million.

  In June 2000, CarrAmerica, a public strategic investee, announced its closing on a transaction that merged its executive office suites affiliate, HQ Global Workplaces, Inc. ("HQ Global"), with Vantas Incorporated. The Company, on a direct basis, had invested approximately $2.5 million in HQ Global between August 1997 and February 1999. Upon the closing of the merger, the Company sold its investment in HQ Global and realised a $2.2 million gain on the sale of these securities.

  Historically, other investment positions were investments in publicly traded REITs, which were generally held for an intermediate term of 12 to 18 months, although the sale of such positions could occur sooner or later, depending on market or business conditions and on whether the return objectives had been realised. The objective of these other investment positions was to realise attractive total returns through dividends and share price appreciation and to provide the Company with an efficient method of maintaining a portion of its assets in relatively liquid investments (which assets could be redeployed on relatively short notice). During the year ended 31 December 1999, all of the publicly traded other investment positions, except for the investment in Security Capital, were sold. Net realised losses during the year ended 31 December 1999 were $65.6 million. During the nine months ended 30 September 1999, net realised gains on other investment positions were $1.4 million.

  Increase/(Decrease) in Appreciation of Strategic Investment and Other Investment Positions

  During the nine-month periods ended 30 September 2000 and 1999, the principal factor behind the movement in net assets resulting from operations was the change in the unrealised appreciation of the Company's strategic investment and other investment positions.

  During the nine months ended 30 September 2000, the largest part of the increase of $433.6 million in the unrealised appreciation was attributable to the increase in the appreciation of the Company's investment in CarrAmerica ($261.0 million, or 60.2% of the total increase), followed by Regency ($100.7 million, or 23.2%), and the other investment positions ($69.0 million, or 15.9%).

  During the nine months ended 30 September 1999, the largest part of the decrease of $163.3 million in the unrealised appreciation was attributable to the decrease in the value of the investment in CarrAmerica ($59.0 million, or 36.2% of the total increase), followed by a decrease in the value of the investment in Storage USA ($56.7 million, or 34.7%) and Regency ($42.9 million, or 26.2%).

  The increase in the unrealised appreciation of the strategic investments in 2000 versus 1999 is the result of the increase in the stock prices of the investments principally due to the general improvement in the real estate investment trust ("REIT") market year to date in 2000.

Liquidity and Capital Resources

  The Company's total indebtedness as of 30 September 2000 was approximately $455.4 million and the value of the Company's total assets was $2.7 billion. As of 30 September 2000, the closing share price on the Amsterdam AEX Stock Exchange was $20.50 and the closing price of the American Depositary Receipts on the New York Stock Exchange was $21.375. The Company expects its principal sources of liquidity to be from its receipt of dividends from strategic investments and fundings from the Line. The Company expects that these sources will enable it to meet both its short-term and long-term cash requirements for its funding commitments, working capital and debt repayment for the next 12 months.

  As of 30 September 2000, $56.0 million was drawn and outstanding under the Line. The earliest date on which the Line will expire is 1 December 2001, but HOLDINGS has the right on 1 December 2000 to convert the then outstanding borrowings into a three-year term loan with quarterly amortisation payments to be made over the three-year period, which would effectively extend the final loan payment to 1 December 2003. Borrowings under the Line (and the three-year term loan, if applicable) bear interest at (a) the sum of (x) the greater of the federal funds rate plus 0.5% per annum or the United States prime rate and (y) a margin of 0% to 0.85% per annum (based on the Company's current senior unsecured long-term debt rating) or (b) at HOLDINGS's option, LIBOR plus a margin of 1.00% to 1.85% per annum (also based on the Company's current senior unsecured long-term debt). Additionally, there is a commitment fee of 0.15% to 0.20% per annum (based on the amount of the line which remains undrawn). All borrowings under the Line are subject to covenants that the Company must maintain at all times, including: (i) unsecured liabilities may not exceed 40% of the market value of a borrowing base of owned securities, (ii) shareholders' equity must exceed the sum of $1.5 billion and 75% of the net proceeds of sales of equity securities after 30 December 1999, (iii) a ratio of total liabilities to net worth of not more than 1:1, (iv) a fixed-charge coverage ratio of not less than 1.5:1, (v) an interest-coverage ratio of not less than 2:1 and (vi) secured debt may not exceed 10% of consolidated market net worth. As of 30 September 2000, the Company was in compliance with these covenants.

  Average daily borrowings under the Line were $105.0 million for the nine-month period ended 30 September 2000. Average daily borrowings under a previous line of credit were $295.0 million for the nine-month period ended 30 September 1999. The weighted average interest rates for these same periods were 7.7% per annum and 6.5% per annum, respectively. The weighted average stated rate of interest on borrowings outstanding at 30 September 2000 is 8.2%.

  During May 1998, the Company issued $450 million (aggregate principal amount at maturity) of Convertible Notes which are convertible at the option of the holder at any time prior to maturity at a conversion rate equal to 26.39095 shares of the Company, per $1,000 aggregate principal amount at maturity of the Convertible Notes or an aggregate of 11,875,927 shares upon conversion.
Interest is payable semi-annually at the rate of 2.0% per annum on 22 May and 22 November of each year. Effective 1 March 2000, the interest rate payable on the Convertible Notes was increased to 2.25% per annum. The 2.25% per annum interest rate was in effect until 14 May 2000, and as of the close of business on 14 May 2000, the interest rate on the Convertible Notes was reduced to 2.0% per annum. The Convertible Notes were sold at a discount to their principal amount at maturity and additional interest accretes at an annual rate of 6.75% less the 2.0% payment, compounded semi-annually, to par by 22 May 2003. The Convertible Notes may be redeemed, in whole or in part, at the option of the Company on or after 23 May 2001 at their accreted value, together with accrued and unpaid interest. Upon a change in control of the Company, each holder of Convertible Notes shall have the right, at the holder's option, to require the Company to repurchase such holder's Convertible Notes, in whole or in part, at a purchase price equal to their accreted value, together with accrued and unpaid interest through the repurchase date.

  If the transaction agreement to combine Security Capital and the Company, as described in Note 1, is approved, then on the closing date the Company will deposit with the indenture trustee for the Convertible Notes an amount which will provide for the redemption of the Convertible Notes, at their then accreted value, on the later of 23 May 2001 or the 30th day after the closing of the transaction and for payment of all accrued and unpaid interest through the date of redemption.

  On 29 March 2000, the Company announced the completion of its second $100 million share repurchase programme. The Company also announced that its Board of Directors authorised an increase in the Company's share repurchase programme by $50 million to $250 million. As of 30 September 2000, the Company had repurchased 11,677,914 shares at an aggregate cost of $212.3 million, representing approximately 13.5% of the Company's shares outstanding at the commencement of the initial programme. This share repurchase programme has been funded with proceeds received from the sale of the public other investment positions' portfolio, the sale of the common stock and debentures of Security Capital and the distribution of net proceeds received by City Center Retail from the sale of 23 properties. During the nine months ended 30 September 2000, the sale of these investments realised net proceeds of $213.6 million. As of 30 September 2000 the share repurchase programme has been suspended pending the closing of the transaction agreement to combine the Company with Security Capital.

Capital Deployment Activities

  During the nine months ended 30 September 2000, the Company deployed an additional $68.8 million in strategic investment positions (including an advance to CWS Communities of $12.0 million and $36.5 million in advances to Urban Growth Property), received a distribution of net proceeds from City Center Retail, in relation to the sale of 23 properties, of $112.0 million and received net proceeds of $102.2 million from disposal of other investment positions. As of 30 September 2000, the Company had outstanding contractual obligations of $31.6 million to CWS Communities.

 The Company's existing and committed fundings at cost as of 30 September 2000 were as follows:

                                                           Total          Total Cost
                                                          Amount            (Amount       Amount to be
                                                         Committed        Funded)/(1)/     Funded/(1)/
                                                     -----------------  ---------------  -------------
                                                                       (in thousands $)

    CarrAmerica (NYSE: CRE)                               $  699,905       $  699,905            $    --
    City Center Retail (Private)                             175,722          175,722                 --
    CWS Communities (Private)                                300,330          268,739             31,591
    Regency (NYSE: REG)                                      759,807          759,807                 --
    Storage USA (NYSE: SUS)                                  394,362          394,362                 --
    Urban Growth Property (Private)                          188,582          188,582                 --
    Private investment positions                              40,544           40,544                 --
                                                          ----------       ----------         ----------
     Total                                                $2,559,252       $2,527,661            $31,591
                                                          ==========       ==========         ==========

_____________________
(1)  Included in Total Amount Committed.

If the transaction agreement to combine Security Capital and the Company, as described in Note 1, is approved, then on the closing date the funding obligation to CWS Communities will be assumed by Security Capital.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

  As of 30 September 2000 no significant change had occurred in the Company's interest rate risk, equity price risk and currency exchange risk as discussed in the Company's 1999 Form 20-F.

                           Part II Other Information

Item 6. Exhibits and Reports on Form 8-K

  (a)    Exhibits:

2.1 Transaction Agreement dated as of 26 September 2000 by and among Security Capital Group Incorporated, SC Realty Incorporated and Security Capital U.S. Realty (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Security Capital Group Incorporated on 26 September 2000)

4.1 Articles of Incorporation of Security Capital U.S. Realty (the "Company") (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form F-1, file no. 333-34048 (the "Form F-1"))

4.2 Indenture dated as of 22 May 1998 between the Company and State Street Bank and Trust Company (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form 20-F, file no. 0-25815 (the "Form 20-F))

4.3 First Supplemental Indenture dated as of 22 May 1998 between the Company and State Street Bank and Trust Company (incorporated by reference to Exhibit
4.3 of the Form 20-F)

4.4 Form of the Convertible Notes due 2003 (incorporated by reference to Exhibit 4.4 of the Form 20-F)

27   Financial Data Schedules

   (b)    Reports on Form 8-K.     None.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Security Capital U.S. Realty

                                      /s/ Constance B. Moore
                                    --------------------------
                                      Managing Director
                                      (Principal Financial Officer)


Date:  November 7, 2000